Form 10-Q
period 1996-03-31
ARCADIAN PARTNERS L P
filed 1996-05-14
CIK 883906

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
              /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-11028

                            ARCADIAN PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     62-1500798
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                         6750 POPLAR AVENUE, SUITE 600
                         MEMPHIS, TENNESSEE 38138-7419
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (901) 758-5200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/     No  / /

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            ARCADIAN PARTNERS, L.P.

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        Page
                                                                                        ----
                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Independent Auditors' Report..........................................................    3
Condensed Consolidated Balance Sheet as of March 31, 1996, and December 31, 1995......    4
Condensed Consolidated Statement of Operations for --
Three Months Ended March 31, 1996 and 1995............................................    5
Condensed Consolidated Statement of Cash Flows for --
Three Months Ended March 31, 1996 and 1995............................................    6
Notes to Condensed Consolidated Financial Statements..................................    7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...........................................   10
                         PART II -- OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   13
SIGNATURE.............................................................................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Arcadian Partners, L.P.:

     We have reviewed the condensed consolidated balance sheet of Arcadian Partners, L.P. as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

     A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Arcadian Partners, L.P. as of December 31, 1995, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
May 14, 1996

                            ARCADIAN PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996           1995
                                                                      (UNAUDITED)      ($000)
                                                                        ($000)
                                                                      -----------     -----------
Cash and Cash Equivalents...........................................  $   258,514     $   195,809
Restricted Reserve Accounts.........................................       53,333          50,450
Accounts Receivable, Net............................................      103,214         108,910
Inventories.........................................................      129,851         136,623
Other...............................................................        5,049           6,539
                                                                       ----------      ----------
          Total Current Assets......................................      549,961         498,331
Property, Plant and Equipment, Net..................................      555,329         561,979
Other, Net..........................................................       57,882          61,374
                                                                       ----------      ----------
                                                                      $ 1,163,172     $ 1,121,684
                                                                       ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities............................  $   155,243     $   154,272
Current Portion of Long-Term Debt...................................       15,000          15,000
                                                                       ----------      ----------
          Total Current Liabilities.................................      170,243         169,272
                                                                       ----------      ----------
Long-Term Debt, Less Current Portion................................      525,000         525,000
Deferred Foreign Income Taxes.......................................       49,642          51,566
Other Long-Term Liabilities.........................................       20,776          20,881
                                                                       ----------      ----------
                                                                          595,418         597,447
                                                                       ----------      ----------
Partners' Capital...................................................      397,511         354,965
                                                                       ----------      ----------
                                                                      $ 1,163,172     $ 1,121,684
                                                                       ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $297,372     $341,130
Cost of Sales..........................................................   208,232      251,406
                                                                         --------     --------
  Gross Profit.........................................................    89,140       89,724
Selling, General and Administrative Expenses...........................    11,131       15,851
                                                                         --------     --------
  Operating Income.....................................................    78,009       73,873
Interest Expense, Net..................................................    10,991       13,337
Other, Net.............................................................     1,036          185
                                                                         --------     --------
Income Before Income Taxes and Minority Interest.......................    65,982       60,351
Income Tax Provision...................................................     6,648        9,624
                                                                         --------     --------
Income Before Minority Interest........................................    59,334       50,727
Minority Interest......................................................      (454)        (399)
                                                                         --------     --------
Net Income.............................................................  $ 58,880     $ 50,328
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Cash Flows From Operating Activities:
  Net Income...........................................................  $ 58,880     $ 50,328
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization.....................................    15,487       15,593
     Amortization of Deferred Financing Costs..........................       555          533
     Minority Interest.................................................       454          399
     Deferred Foreign Income Taxes.....................................    (1,924)       6,142
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments..........................................        --        8,751
       Accounts Receivable.............................................     5,696      (10,085)
       Inventories.....................................................     6,772       19,483
       Other Current Assets............................................     1,490         (362)
       Accounts Payable, Accrued Expenses and Other Liabilities........       599       (8,446)
       Other, Net......................................................    (1,342)        (840)
                                                                         --------     --------
          Cash Provided by (Used for) Operating Activities.............    86,667       81,496
                                                                         --------     --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.......................    (4,593)      (1,025)
  Rotational Plant Maintenance Costs...................................      (200)        (402)
                                                                         --------     --------
          Cash Provided by (Used for) Investing Activities.............    (4,793)      (1,427)
                                                                         --------     --------
Cash Flows from Financing Activities:
  Decrease (Increase) in Restricted Reserve Accounts...................    (2,883)      (2,784)
  Cash Distributions...................................................   (16,521)     (16,597)
  Proceeds from (Repayment of) Debt, Net...............................        --      (61,006)
  Financing Fees.......................................................       235           --
                                                                         --------     --------
          Cash Provided by (Used for) Financing Activities.............   (19,169)     (80,387)
                                                                         --------     --------
Increase (Decrease) in Cash and Cash Equivalents.......................    62,705         (318)
Cash and Cash Equivalents at Beginning of Period.......................   195,809       42,738
                                                                         --------     --------
Cash and Cash Equivalents at End of Period.............................  $258,514     $ 42,420
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Arcadian Partners, L.P. ("Partners") and its subsidiaries (collectively "Partnership") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of Arcadian Corporation ("Corporation"), the general partner of the Partnership, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Partnership as of the dates and for the periods presented.

     Because of the seasonal nature of the Partnership's business, the results of operations for the periods presented are not necessarily indicative of the results of operations for a full fiscal year.

     The accompanying condensed consolidated financial statements of the Partnership include the results of operations of Partners and its subsidiaries, including Arcadian Fertilizer, L.P. ("Fertilizer"), on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         ------------------
                                                                          1996       1995
                                                                         ($000)     ($000)
                                                                         -------    -------
    Interest Paid......................................................  $    19    $ 5,626
    Income Taxes Paid..................................................    4,516        248

3. INVENTORIES

     Inventories consist of the following:

                                                                   MARCH 31,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    Finished Products...........................................   $  70,269        $ 70,459
    Raw Materials and Supplies..................................      59,582          66,164
                                                                    --------        --------
                                                                   $ 129,851        $136,623
                                                                    ========        ========

                            ARCADIAN PARTNERS, L.P.

4. DEBT

     Debt consists of the following:

                                                                   MARCH 31,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    First Mortgage Notes........................................   $ 200,000        $200,000
    Senior Notes................................................     340,000         340,000
    Revolving Credit Facility...................................          --              --
                                                                    --------        --------
                                                                     540,000         540,000
    Less Current Portion of Long Term Debt......................      15,000          15,000
                                                                    --------        --------
                                                                   $ 525,000        $525,000
                                                                    ========        ========

     At March 31, 1996, there was no outstanding balance on the Partnership's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $39 million, was $61 million.

5. RESTRICTED RESERVE ACCOUNTS

     At March 31, 1996, restricted reserve accounts of $53 million were comprised primarily of a $31 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes and a $19 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes").

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     In June 1995, Fertilizer entered into a lease agreement with an unaffiliated entity ("First Lessor") with respect to an ammonia plant constructed at the Trinidad plant site ("First Trinidad Plant Lease"). Upon completion of construction, the First Lessor will lease the plant to Fertilizer. The annual lease payments under the First Trinidad Plant Lease are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the First Trinidad Plant Lease is not renewed or is otherwise terminated, Fertilizer may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. In addition, the Corporation has an option to purchase the plant during the term of the First Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be commercially operational in the second quarter of 1996.

     In March 1996, Fertilizer entered into a lease agreement with an unaffiliated entity ("Second Lessor") with respect to an ammonia plant to be constructed at the Trinidad plant site ("Second Trinidad Plant Lease"). Upon completion of construction, the Second Lessor will lease the plant to Fertilizer. The annual lease payments under the Second Trinidad Plant Lease are expected to be approximately $21 million. The initial seven-year lease term is renewable for an additional five-year term, subject to certain conditions. If the Second Trinidad Plant Lease is not renewed or is otherwise terminated, Fertilizer may be required to make a residual termination payment equal to 85% of the estimated $285 million total cost of the project. In addition, the Corporation has an option to purchase the plant during the term of the Second Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in 1998.

                            ARCADIAN PARTNERS, L.P.

LAKE CHARLES PLANT

     In connection with a 1992 incident at its Lake Charles plant, the Partnership is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Partnership. While management and legal counsel believe that any civil penalty ultimately paid by the Partnership will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. The Partnership also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to the Partnership upon the resolution of these matters.

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 15, 1996, the Partnership was notified that it, two other nitrogen producers, and up to 30 unidentified parties have been named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority is seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority alleges in its complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Partnership and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The defendants have removed the case to federal court in New Jersey. The Port Authority has moved to disqualify its insurers' counsel, and the court has stayed any further proceedings until this motion is resolved. While the Partnership is unaware of any basis for liability, it is evaluating the lawsuit and intends to respond to the complaint in a timely manner and to vigorously defend against the Port Authority's allegations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Partnership's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     For the three months ended March 31, 1996, the Partnership generated net income of $59 million compared to net income of $50 million for the same period last year. Operating income increased $4 million for the three months ended March 31, 1996, from the prior year period.

     For the three months ended March 31, 1996, compared to the same period last year, net sales decreased $44 million or 13%, of which 14% was related to lower sales volume, offset by a 1% increase in product selling prices. The decrease in sales volume reflects the combined effects of reduced sales of low margin purchased product for resale and a weather-related delayed planting season.

     Gross profit remained on pace with the same period in 1995 at approximately $89 million. Gross profit as a percentage of net sales increased from 26% in the first quarter of 1995 to 30% in the first quarter of 1996 partially as a result of reduced sales of low margin purchased product for resale noted above. The per unit natural gas cost included in cost of sales increased approximately 3% from 1995.

     Selling, general and administrative expenses as a percentage of net sales decreased from 5% for the three months ended March 31, 1995, to 4% for the three months ended March 31, 1996.

     Interest expense decreased 18% to $11 million in the first quarter of 1996 compared to $13 million for the same period in 1995, reflecting the improvements in the Partnership's net debt.

     The income tax provision decreased $3 million for the three months ended March 31, 1996, compared to the same period in 1995. The decrease reflects in part the impact on deferred taxes of a change in the Trinidad statutory income tax rate from 38% to 35%.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by operating activities was $87 million and $81 million for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 and 1995, working capital, net of restricted reserve accounts and $279 million, respectively.

  Investing Activities

     Net cash used for investing activities of $5 million and $1 million for the three months ended March 31, 1996 and 1995, respectively, reflects primarily capital expenditures.

  Financing Activities

     Net cash used for financing activities was $19 million and $80 million for the three months ended March 31, 1996 and 1995, respectively. The 1995 amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At March 31, 1996, there was no outstanding balance on the revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $39 million, was $61 million.

     In February 1996, the Partnership made cash distributions to the Corporation totaling $17 million.

     Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity, will be sufficient to meet the Partnership's 1996 and 1997 anticipated cash requirements for operating needs and projected capital expenditures.

     From 1996 through 2000, the Partnership's principal long-term liquidity requirements will focus on maturities of long-term debt. Excluding the revolving credit facility, maturities of long-term debt will total $15 million, $15 million, $15 million, $18 million and $18 million in 1996, 1997, 1998, 1999 and 2000, respectively. Cash from operations is expected to be sufficient for the payment of all such maturities of long-term debt.

     The Senior Notes, First Mortgage Notes, and revolving credit facility contain provisions restricting distributions on Partners' and certain subsidiaries' equity interests in the event that certain financial covenants are not met. Management believes that Partners and such subsidiaries will continue to meet all such financial covenants for the foreseeable future.

  Operating Lease Commitments

     In June 1995, Fertilizer entered into a lease agreement with an unaffiliated entity ("First Lessor") with respect to an ammonia plant constructed at the Trinidad plant site ("First Trinidad Plant Lease"). Upon completion of construction, the First Lessor will lease the plant to Fertilizer. The annual lease payments under the First Trinidad Plant Lease are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the First Trinidad Plant Lease is not renewed or is otherwise terminated, Fertilizer may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. In addition, the Corporation has an option to purchase the plant during the term of the First Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be commercially operational in the second quarter of 1996.

     In March 1996, Fertilizer entered into a lease agreement with an unaffiliated entity ("Second Lessor") with respect to an ammonia plant to be constructed at the Trinidad plant site ("Second Trinidad Plant Lease"). Upon completion of construction, the Second Lessor will lease the plant to Fertilizer. The annual lease payments under the Second Trinidad Plant Lease are expected to be approximately $21 million. The initial seven-year lease term is renewable for an additional five-year term, subject to certain conditions. If the Second Trinidad Plant Lease is not renewed or is otherwise terminated, Fertilizer may be required to make a residual termination payment equal to 85% of the estimated $285 million total cost of the project. In addition, the Corporation has an option to purchase the plant during the term of the Second Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in 1998.

  Lake Charles Plant

     In connection with a 1992 incident at its Lake Charles plant, the Partnership is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Partnership. While management and legal counsel believe that any civil penalty ultimately paid by the Partnership will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. The Partnership also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to the Partnership upon the resolution of these matters.

  Port Authority of New York and New Jersey

     On March 15, 1996, the Partnership was notified that it, two other nitrogen producers, and up to 30 unidentified parties have been named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority is seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority alleges in its complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Partnership and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The defendants have removed the case to federal court in New Jersey. The Port Authority has moved to disqualify its insurers' counsel, and the court has stayed any further proceedings until this motion is resolved. While the Partnership is unaware of any basis for liability, it is evaluating the lawsuit and intends to respond to the complaint in a timely manner and to vigorously defend against the Port Authority's allegations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following materials are filed as exhibits to this report:

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
- - -------------------- ------------------------------------------------------------------------
         27          -- Financial Data Schedule

     (b) Current Reports on Form 8-K

     Partners did not file any Current Report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1996.

                                            ARCADIAN PARTNERS, L.P.

                                            By:  Arcadian Corporation
                                              General Partner

                                              By:  /s/  A. L. WILLIAMS
                                              ----------------------------------
                                                        A. L. Williams
                                                Vice President -- Finance and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                      DESCRIPTION
- - ---------------------------------------------------------------------------------------------
         27          -- Financial Data Schedule