Form 10-Q
period 1996-06-30
ARCADIAN PARTNERS L P
filed 1996-08-14
CIK 883906

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                              OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________TO__________

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            ARCADIAN PARTNERS, L.P.

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Independent Auditors' Report..........................................................    3
Condensed Consolidated Balance Sheet as of June 30, 1996, and December 31, 1995.......    4
Condensed Consolidated Statements of Operations for --
  Six Months Ended June 30, 1996 and 1995.............................................    5
  Three Months Ended June 30, 1996 and 1995...........................................    6
Condensed Consolidated Statements of Cash Flows for --
  Six Months Ended June 30, 1996 and 1995.............................................    7
  Three Months Ended June 30, 1996 and 1995...........................................    8
Notes to Condensed Consolidated Financial Statements..................................    9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................................   12


                                PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   15
SIGNATURE.............................................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Arcadian Partners, L.P.:

     We have reviewed the condensed consolidated balance sheet of Arcadian Partners, L.P. as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
August 14, 1996

                            ARCADIAN PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                        1996         DECEMBER 31,
                                                                     (UNAUDITED)         1995
                                                                       ($000)           ($000)
                                                                     -----------     ------------
                                             ASSETS
Cash and Cash Equivalents..........................................   $  289,221      $  195,809
Restricted Reserve Accounts........................................       47,083          50,450
Accounts Receivable, Net...........................................      103,203         108,910
Inventories........................................................      103,741         136,623
Other..............................................................        5,401           6,539
                                                                      ----------      ----------
          Total Current Assets.....................................      548,649         498,331
Property, Plant and Equipment, Net.................................      555,842         561,979
Other, Net.........................................................       57,261          61,374
                                                                      ----------      ----------
                                                                      $1,161,752      $1,121,684
                                                                      ==========      ==========
                                LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities...........................   $  121,631      $  154,272
Current Portion of Long-Term Debt..................................       15,000          15,000
                                                                      ----------      ----------
          Total Current Liabilities................................      136,631         169,272
                                                                      ----------      ----------
Long-Term Debt, Less Current Portion...............................      510,000         525,000
Deferred Foreign Income Taxes......................................       46,062          51,566
Other Long-Term Liabilities........................................       21,811          20,881
                                                                      ----------      ----------
                                                                         577,873         597,447
                                                                      ----------      ----------
Partners' Capital..................................................      447,248         354,965
                                                                      ----------      ----------
                                                                      $1,161,752      $1,121,684
                                                                      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Net Sales............................................................  $641,682       $691,697
Cost of Sales........................................................   449,013        487,969
                                                                       --------       --------
  Gross Profit.......................................................   192,669        203,728
Selling, General and Administrative Expenses.........................    24,393         28,700
                                                                       --------       --------
  Operating Income...................................................   168,276        175,028
Interest Expense, Net................................................    20,037         25,571
Other, Net...........................................................       709            323
                                                                       --------       --------
Income Before Income Taxes and Minority Interest.....................   147,530        149,134
Income Tax Provision.................................................     9,608         12,069
                                                                       --------       --------
Income Before Minority Interest......................................   137,922        137,065
Minority Interest in Earnings of Partnership.........................    (1,094)        (1,098)
                                                                       --------       --------
Net Income...........................................................  $136,828       $135,967
                                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Net Sales............................................................  $344,310       $350,567
Cost of Sales........................................................   240,781        236,563
                                                                       --------       --------
  Gross Profit.......................................................   103,529        114,004
Selling, General and Administrative Expenses.........................    13,262         12,849
                                                                       --------       --------
  Operating Income...................................................    90,267        101,155
Interest Expense, Net................................................     9,046         12,234
Other, Net...........................................................      (327)           138
                                                                       --------       --------
Income Before Income Taxes and Minority Interest.....................    81,548         88,783
Income Tax Provision.................................................     2,960          2,445
                                                                       --------       --------
Income Before Minority Interest......................................    78,588         86,338
Minority Interest....................................................      (640)          (699)
                                                                       --------       --------
Net Income...........................................................  $ 77,948       $ 85,639
                                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                         ($000)       ($000)
                                                                        --------     ---------
Cash Flows From Operating Activities:
  Net Income..........................................................  $136,828     $ 135,967
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................    30,606        31,044
     Amortization of Deferred Financing Costs.........................     1,079         1,319
     Minority Interest................................................     1,094         1,098
     Deferred Foreign Income Taxes....................................    (5,504)        6,723
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments.........................................        --         8,751
       Accounts Receivable............................................     5,707        26,714
       Inventories....................................................    32,882        29,436
       Other Current Assets...........................................     1,138        (5,871)
       Accounts Payable, Accrued Expenses and Other Liabilities.......   (32,329)      (43,893)
       Other, Net.....................................................    (3,732)       (1,044)
                                                                        --------     ---------
          Cash Provided by (Used for) Operating Activities............   167,769       190,244
                                                                        --------     ---------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net......................   (17,277)       (8,167)
  Rotational Plant Maintenance Costs..................................      (661)         (477)
                                                                        --------     ---------
          Cash Provided by (Used for) Investing Activities............   (17,938)       (8,644)
                                                                        --------     ---------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts.........................................     3,367        (5,956)
  Cash Distributions..................................................   (45,021)      (33,095)
  Proceeds from (Repayment of) Long-Term Debt, Net....................   (15,000)      (63,213)
  Transaction and Financing Fees......................................       235        (1,055)
                                                                        --------     ---------
          Cash Provided by (Used for) Financing Activities............   (56,419)     (103,319)
                                                                        --------     ---------
Increase (Decrease) in Cash and Cash Equivalents......................    93,412        78,281
Cash and Cash Equivalents at Beginning of Period......................   195,809        42,738
                                                                        --------     ---------
Cash and Cash Equivalents at End of Period............................  $289,221     $ 121,019
                                                                        ========     =========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Cash Flows From Operating Activities:
  Net Income...........................................................  $ 77,948     $ 85,639
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization.....................................    15,119       15,451
     Amortization of Deferred Financing Costs..........................       524          786
     Minority Interest.................................................       640          699
     Deferred Foreign Income Taxes.....................................    (3,580)         581
     Net Change in Operating Assets and Liabilities:
       Accounts Receivable.............................................        11       36,799
       Inventories.....................................................    26,110        9,953
       Other Current Assets............................................      (352)      (5,509)
       Accounts Payable, Accrued Expenses and Other Liabilities........   (32,928)     (35,447)
       Other, Net......................................................    (2,390)        (205)
                                                                         --------     --------
          Cash Provided by (Used for) Operating Activities.............    81,102      108,747
                                                                         --------     --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.......................   (12,684)      (7,142)
  Rotational Plant Maintenance Costs...................................      (461)         (75)
                                                                         --------     --------
          Cash Provided by (Used for) Investing Activities.............   (13,145)      (7,217)
                                                                         --------     --------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts..........................................     6,250       (3,172)
  Cash Distributions...................................................   (28,500)     (16,498)
  Proceeds from (Repayment of) Debt, Net...............................   (15,000)      (2,206)
  Financing Fees.......................................................        --       (1,055)
                                                                         --------     --------
          Cash Provided by (Used for) Financing Activities.............   (37,250)     (22,931)
                                                                         --------     --------
Increase (Decrease) in Cash and Cash Equivalents.......................    30,707       78,599
Cash and Cash Equivalents at Beginning of Period.......................   258,514       42,420
                                                                         --------     --------
Cash and Cash Equivalents at End of Period.............................  $289,221     $121,019
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

2. SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------      --------------------
                                                1996         1995         1996         1995
                                               ($000)       ($000)       ($000)       ($000)
                                               -------      -------      -------      -------
    Interest Paid............................  $23,334      $28,910      $23,315      $23,284
    Income Taxes Paid........................   10,653        2,030        6,137        1,782

3. INVENTORIES

     Inventories consist of the following:

                                                                   JUNE 30,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    Finished Products...........................................   $ 48,230         $ 70,459
    Raw Materials and Supplies..................................     55,511           66,164
                                                                   --------         --------
                                                                   $103,741         $136,623
                                                                   ========         ========

                            ARCADIAN PARTNERS, L.P.

                                  (UNAUDITED)

4. DEBT

     Debt consists of the following:

                                                                   JUNE 30,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    First Mortgage Notes........................................   $ 185,000        $200,000
    Senior Notes................................................     340,000         340,000
    Revolving Credit Facility...................................          --              --
                                                                    --------        --------
                                                                     525,000         540,000
    Less Current Portion of Long Term Debt......................      15,000          15,000
                                                                    --------        --------
                                                                   $ 510,000        $525,000
                                                                    ========        ========

     At June 30, 1996, there was no outstanding balance on the Partnership's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $38 million, was $62 million.

5. RESTRICTED RESERVE ACCOUNTS

     At June 30, 1996, restricted reserve accounts of $47 million were comprised primarily of a $21 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes and a $20 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes").

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

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

                                  (UNAUDITED)

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

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 13, 1996, the Partnership, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Partnership and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Partnership and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of a dispute involving the role of the insurers' counsel, the court has stayed any further proceedings in the suit. The Partnership is unaware of any basis for liability and intends to vigorously defend against the Port Authority's insurers' allegations.

7. SUBSEQUENT EVENTS

PROPOSED BUSINESS COMBINATION

     On August 5, 1996, the Corporation and Freeport-McMoRan Inc. ("FTX") signed a non-binding letter of intent for the combination of their businesses into a newly formed company ("Newco"). FTX, through its 51.5%-owned affiliate, Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), is one of the world's leading integrated phosphate fertilizer producers. The potential combination is subject to a number of conditions, including the negotiation and execution of a definitive agreement, completion of due diligence, approval by the Boards of Directors of the Corporation and FTX, approval by the shareholders of the Corporation and FTX, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing the IMC-Agrico Company joint venture. The Corporation and FTX intend to complete the definitive agreement within 30 days after the date of the letter of intent.

     Although it is not a condition to the proposed combination, it is also intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of FRP into capital stock of Newco at a conversion rate to be agreed upon by FTX, FRP and the Corporation. The proposed transaction with FRP would be subject to approval by a special committee of the Board of Directors of FTX representing the interests of the public unitholders of FRP and to approval by such unitholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Partnership's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     For the six months ended June 30, 1996, the Partnership generated net income of $137 million, compared to net income of $136 million, for the same period last year. Operating income decreased $7 million for the six months ended June 30, 1996, from the prior year period.

     For the six months ended June 30, 1996, compared to the same period last year, net sales decreased $50 million or 7%, of which 3% was related to decreased selling prices, and 4% was related to decreased sales volumes. Unusual weather conditions that caused an extended planting season resulted in lower ammonia and urea selling prices, the effects of which were partially offset by an increase in the selling prices of nitrogen solutions. Lower sales volumes reflect reduced sales of low margin purchased product for resale.

     Gross profit decreased $11 million primarily as a result of the decreased selling prices and sales volumes noted above. Gross profit as a percentage of net sales remained flat at 30% for the six months ended June 30, 1995, and June 30, 1996, due in part to the reduced sales of low margin purchased product for resale noted above. The per unit natural gas cost included in cost of sales decreased approximately 1% from 1995.

     Selling, general and administrative expenses as a percentage of net sales remained flat at 4% for the six months ended June 30, 1996 and 1995.

     Net interest expense decreased 22% to $20 million in the six months ended June 30, 1996, compared to $26 million in the same period in 1995, reflecting the improvements in the Partnership's net debt.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     For the three months ended June 30, 1996, the Partnership generated net income of $78 million compared to net income of $86 million for the same period last year. Operating income decreased $11 million for the three months ended June 30, 1996, from the prior year period.

     For the three months ended June 30, 1996, compared to the same period last year, net sales decreased $6 million or 2%, of which 8% was related to decreased selling prices, offset by a 6% increase in sales volume. Unusual weather conditions that caused an extended planting season resulted in lower ammonia and urea selling prices, the effects of which were partially offset by an increase in the selling prices of nitrogen solutions. Higher sales volumes reflect increased sales tonnage of ammonia and urea.

     Gross profit decreased $10 million primarily as a result of the decreased selling prices noted above. Gross profit as a percentage of net sales decreased from 33% in the second quarter of 1995 to 30% in the second quarter of 1996 partially as a result of the lower ammonia and urea selling prices noted above. The per unit natural gas cost included in cost of sales decreased approximately 5% from 1995.

     Selling, general and administrative expenses as a percentage of net sales remained flat at 4% for the three months ended June 30, 1996 and 1995.

     Net interest expense decreased 26% to $9 million in the second quarter of 1996 compared to $12 million for the same period in 1995, reflecting the improvements in the Partnership's net debt.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by operating activities was $168 million and $190 million for the six months ended June 30, 1996 and 1995, and $81 million and $109 million for the three months ended June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, working capital, net of restricted reserve accounts, was $365 million and $241 million, respectively.

  Investing Activities

     Net cash used for investing activities of $18 million and $9 million for the six months ended June 30, 1996 and 1995, and $13 million and $7 million for the three months ended June 30, 1996 and 1995, respectively, reflects primarily capital expenditures.

  Financing Activities

     Net cash used for financing activities was $56 million and $103 million for the six months ended June 30, 1996 and 1995, and $37 million and $23 million for the three months ended June 30, 1996 and 1995, respectively. The six months ended June 30, 1995, amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At June 30, 1996, there was no outstanding balance on the revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $38 million, was $62 million.

     In February, May, and June 1996, the Partnership made cash distributions to the Corporation totaling $17 million, $16 million and $12 million, respectively.

     Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity, will be sufficient to meet the Partnership's remaining 1996 and anticipated 1997 cash requirements for operating needs and projected capital expenditures.

     From 1997 through 2000, the Partnership's principal long-term liquidity requirements will focus on maturities of long-term debt. Excluding the revolving credit facility, maturities of long-term debt will range from $15 million to $18 million in 1997 through 2000. Cash from operations is expected to be sufficient for the payment of all such maturities of long-term debt.

     The Partnership's 10 3/4% Series B Senior Notes due 2005, its First Mortgage Notes, and the revolving credit facility contain provisions restricting distributions on the equity interests of Arcadian Partners L.P., Arcadian Fertilizer, L.P., and certain other subsidiaries in the event that certain financial covenants are not met. Management believes that such subsidiaries will continue to meet all such financial covenants for the foreseeable future.

  Operating Lease Commitment

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

  Port Authority of New York and New Jersey

     On March 13, 1996, the Partnership, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Partnership and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Partnership and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of a dispute involving the role of the insurers' counsel, the court has stayed any further proceedings in the suit. The Partnership is unaware of any basis for liability and intends to vigorously defend against the Port Authority's insurers' allegations.

  Proposed Business Combination

     On August 5, 1996, the Corporation and Freeport-McMoRan Inc. ("FTX") signed a non-binding letter of intent for the combination of their businesses into a newly formed company ("Newco"). FTX, through its 51.5%-owned affiliate, Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), is one of the world's leading integrated phosphate fertilizer producers. The potential combination is subject to a number of conditions, including the negotiation and execution of a definitive agreement, completion of due diligence, approval by the Boards of Directors of the Corporation and FTX, approval by the shareholders of the Corporation and FTX, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing the IMC-Agrico Company joint venture. The Corporation and FTX intend to complete the definitive agreement within 30 days after the date of the letter of intent.

     Although it is not a condition to the proposed combination, it is also intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of FRP into capital stock of Newco at a conversion rate to be agreed upon by FTX, FRP and the Corporation. The proposed transaction with FRP would be subject to approval by a special committee of the Board of Directors of FTX representing the interests of the public unitholders of FRP and to approval by such unitholders.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following materials are filed as exhibits to this report:

   EXHIBIT
   NUMBER                                     DESCRIPTION OF EXHIBIT
- -------------       ---------------------------------------------------------------------------
     27        --   Financial Data Schedule

     (b) Current Reports on Form 8-K

     Partners did not file any Current Report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.

                                            ARCADIAN PARTNERS, L.P.

                                            By: Arcadian Corporation
                                              General Partner

                                            By:     /s/  A. L. WILLIAMS
                                               ---------------------------------
                                                        A. L. Williams
                                                Vice President -- Finance and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
- -------------------- ------------------------------------------------------------------------
         27          -- Financial Data Schedule