Form 10-Q
period 1996-09-30
ARCADIAN PARTNERS L P
filed 1996-11-14
CIK 883906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
 (MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ----------

                         COMMISSION FILE NUMBER 1-11028

                            ARCADIAN PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     62-1500798
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]  No  [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ARCADIAN PARTNERS, L.P.

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
                               PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Independent Auditors' Report........................................................    3
  Condensed Consolidated Balance Sheet as of September 30, 1996, and December 31,
     1995.............................................................................    4
  Condensed Consolidated Statements of Operations for --
     Nine Months Ended September 30, 1996 and 1995....................................    5
     Three Months Ended September 30, 1996 and 1995...................................    6
  Condensed Consolidated Statements of Cash Flows for --
     Nine Months Ended September 30, 1996 and 1995....................................    7
     Three Months Ended September 30, 1996 and 1995...................................    8
  Notes to Condensed Consolidated Financial Statements................................    9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS....................................................................   12
                                PART II -- OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   15
SIGNATURE.............................................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Arcadian Partners, L.P.:

     We have reviewed the condensed consolidated balance sheet of Arcadian Partners, L.P. as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
November 14, 1996

                            ARCADIAN PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,
                                                                         1996          DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                        ($000)            ($000)
                                                                     -------------     ------------
                                              ASSETS
Cash and Cash Equivalents..........................................    $  111,518       $  195,809
Restricted Reserve Accounts........................................        57,801           50,450
Accounts Receivable, Net...........................................       124,192          108,910
Inventories........................................................       118,342          136,623
Other..............................................................        12,083            6,539
                                                                       ----------       ----------
          Total Current Assets.....................................       423,936          498,331
Property, Plant and Equipment, Net.................................       557,768          561,979
Other, Net.........................................................        68,889           61,374
                                                                       ----------       ----------
                                                                       $1,050,593       $1,121,684
                                                                       ==========       ==========
                                LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities...........................    $  132,537       $  154,272
Current Portion of Long-Term Debt..................................        15,000           15,000
                                                                       ----------       ----------
          Total Current Liabilities................................       147,537          169,272
                                                                       ----------       ----------
Long-Term Debt, Less Current Portion...............................       510,000          525,000
Deferred Foreign Income Taxes......................................        44,128           51,566
Other Long-Term Liabilities........................................        19,692           20,881
                                                                       ----------       ----------
                                                                          573,820          597,447
                                                                       ----------       ----------
Partners' Capital..................................................       329,236          354,965
                                                                       ----------       ----------
                                                                       $1,050,593       $1,121,684
                                                                       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $935,164     $961,176
Cost of Sales..........................................................   680,415      684,569
                                                                         --------     --------
  Gross Profit.........................................................   254,749      276,607
Selling, General and Administrative Expenses...........................    39,711       45,270
                                                                         --------     --------
  Operating Income.....................................................   215,038      231,337
Interest Expense, Net..................................................    31,000       37,373
Other, Net.............................................................     1,419          137
                                                                         --------     --------
Income Before Income Taxes and Minority Interest.......................   182,619      193,827
Income Tax Provision...................................................    11,392       17,854
                                                                         --------     --------
Income Before Minority Interest........................................   171,227      175,973
Minority Interest......................................................    (1,362)      (1,370)
                                                                         --------     --------
Net Income.............................................................  $169,865     $174,603
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $293,482     $269,479
Cost of Sales..........................................................   231,402      196,600
                                                                         --------     --------
  Gross Profit.........................................................    62,080       72,879
Selling, General and Administrative Expenses...........................    15,318       16,570
                                                                         --------     --------
  Operating Income.....................................................    46,762       56,309
Interest Expense, Net..................................................    10,963       11,802
Other, Net.............................................................       710         (186)
                                                                         --------     --------
Income Before Income Taxes and Minority Interest.......................    35,089       44,693
Income Tax Provision...................................................     1,784        5,785
                                                                         --------     --------
Income Before Minority Interest........................................    33,305       38,908
Minority Interest......................................................      (268)        (272)
                                                                         --------     --------
Net Income.............................................................  $ 33,037     $ 38,636
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                        ($000)        ($000)
                                                                       ---------     ---------
Cash Flows From Operating Activities:
  Net Income.........................................................  $ 169,865     $ 174,603
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization...................................     45,906        46,228
     Amortization of Deferred Financing Costs........................      1,663         1,916
     Minority Interest...............................................      1,362         1,370
     Deferred Foreign Income Taxes...................................     (7,438)        5,804
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments........................................         --         8,751
       Accounts Receivable...........................................    (15,282)       18,915
       Inventories...................................................     18,281        26,039
       Other Current Assets..........................................     (5,544)       (3,946)
       Accounts Payable, Accrued Expenses and Other Liabilities......    (22,252)      (17,525)
       Other, Net....................................................     (6,160)       (5,514)
                                                                       ---------     ---------
          Cash Provided by (Used for) Operating Activities...........    180,401       256,641
                                                                       ---------     ---------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.....................    (30,634)      (13,747)
  Rotational Plant Maintenance Costs.................................    (14,294)       (1,603)
                                                                       ---------     ---------
          Cash Provided by (Used for) Investing Activities...........    (44,928)      (15,350)
                                                                       ---------     ---------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts........................................     (7,351)       25,931
  Cash Distributions.................................................   (197,628)      (92,408)
  Proceeds from (Repayment of) Debt, Net.............................    (15,000)      (63,218)
  Financing Fees.....................................................        215        (1,287)
                                                                       ---------     ---------
          Cash Provided by (Used for) Financing Activities...........   (219,764)     (130,982)
                                                                       ---------     ---------
Increase (Decrease) in Cash and Cash Equivalents.....................    (84,291)      110,309
Cash and Cash Equivalents at Beginning of Period.....................    195,809        42,738
                                                                       ---------     ---------
Cash and Cash Equivalents at End of Period...........................  $ 111,518     $ 153,047
                                                                       =========     =========

     See accompanying notes to condensed consolidated financial statements.

                            ARCADIAN PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996          1995
                                                                         ($000)        ($000)
                                                                        ---------     --------
Cash Flows From Operating Activities:
  Net Income..........................................................  $  33,037     $ 38,636
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................     15,300       15,184
     Amortization of Deferred Financing Costs.........................        584          597
     Minority Interest................................................        268          272
     Deferred Foreign Income Taxes....................................     (1,934)        (919)
     Net Change in Operating Assets and Liabilities:
       Accounts Receivable............................................    (20,989)      (7,799)
       Inventories....................................................    (14,601)      (3,397)
       Other Current Assets...........................................     (6,682)       1,925
       Accounts Payable, Accrued Expenses and Other Liabilities.......     10,077       26,368
       Other, Net.....................................................     (2,428)      (4,469)
                                                                        ---------     --------
          Cash Provided by (Used for) Operating Activities............     12,632       66,398
                                                                        ---------     --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net......................    (13,357)      (5,580)
  Rotational Plant Maintenance Costs..................................    (13,633)      (1,126)
                                                                        ---------     --------
          Cash Provided by (Used for) Investing Activities............    (26,990)      (6,706)
                                                                        ---------     --------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts.........................................    (10,718)      31,887
  Cash Distributions..................................................   (152,607)     (59,313)
  Proceeds from (Repayment of) Debt, Net..............................         --           (6)
  Financing Fees......................................................        (20)        (232)
                                                                        ---------     --------
          Cash Provided by (Used for) Financing Activities............   (163,345)     (27,664)
                                                                        ---------     --------
Increase (Decrease) in Cash and Cash Equivalents......................   (177,703)      32,028
Cash and Cash Equivalents at Beginning of Period......................    289,221      121,019
                                                                        ---------     --------
Cash and Cash Equivalents at End of Period............................  $ 111,518     $153,047
                                                                        =========     ========

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------    -------------------
                                                         1996       1995       1996         1995
                                                        ($000)     ($000)     ($000)       ($000)
                                                        -------    -------    ------       ------
Interest Paid.........................................  $32,281    $33,740    $8,947       $4,830
Income Taxes Paid.....................................   13,750      2,151     3,097          121

3. INVENTORIES

     Inventories consist of the following:

                                                                     SEPTEMBER 30,
                                                                         1996          DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                        ($000)            ($000)
                                                                     -------------     ------------
Finished Products..................................................     $ 46,872         $ 70,459
Raw Materials and Supplies.........................................       71,470           66,164
                                                                        --------         --------
                                                                        $118,342         $136,623
                                                                        ========         ========

                            ARCADIAN PARTNERS, L.P.

                                  (UNAUDITED)

4. DEBT

     Debt consists of the following:

                                                                 SEPTEMBER 30,
                                                                     1996          DECEMBER 31,
                                                                  (UNAUDITED)          1995
                                                                    ($000)            ($000)
                                                                 -------------     ------------
    First Mortgage Notes.......................................     $185,000         $200,000
    Senior Notes...............................................      340,000          340,000
    Revolving Credit Facility..................................           --               --
                                                                    --------         --------
                                                                     525,000          540,000
    Less Current Portion of Long Term Debt.....................       15,000           15,000
                                                                    --------         --------
                                                                    $510,000         $525,000
                                                                    ========         ========

     At September 30, 1996, there was no outstanding balance on the Partnership's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $40 million, was $60 million.

5. RESTRICTED RESERVE ACCOUNTS

     At September 30, 1996, restricted reserve accounts of $58 million were comprised of a $28 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes, a $20 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes"), and a $10 million Cash Reserve Account maintained by Fertilizer for the benefit of the Second Lessor (as defined in Note 6).

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

LAKE CHARLES PLANT

     In connection with an incident at its Lake Charles plant in 1992, the Partnership is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Partnership. While management and legal counsel believe that any civil penalty ultimately paid by the Partnership will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding.

     In September 1996, the Partnership's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of the Partnership's liability insurance, are subject to the negotiation and execution of definitive settlement agreements and, with respect to the class action civil litigation, approval as to fairness by

                            ARCADIAN PARTNERS, L.P.

                                  (UNAUDITED)

the court. There remain three lawsuits against the Partnership arising from the incident, which were brought by former employees at the Lake Charles plant who allege that they were wrongfully terminated by the Partnership following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Partnership upon their resolution.

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 13, 1996, the Corporation, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Corporation and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Corporation and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of the Port Authority's motion to disqualify its insurers' counsel, the court stayed substantive proceedings in the lawsuit. That motion was resolved by an order dated September 23, 1996, and substantive proceedings are scheduled to resume on November 26, 1996. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from the Corporation in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. The Corporation is unaware of any basis for liability and intends to vigorously defend the lawsuit.

7. MERGER

TERMINATION OF POTENTIAL BUSINESS COMBINATION WITH FREEPORT

     On September 2, 1996, the Corporation terminated its previously disclosed non-binding letter of intent dated August 5, 1996, with Freeport-McMoRan Inc. regarding their potential business combination.

PROPOSED ACQUISITION BY PCS

     On September 2, 1996, the Corporation, Potash Corporation of Saskatchewan Inc. ("PCS"), and PCS Nitrogen, Inc., a wholly owned subsidiary of PCS ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the satisfaction or waiver of certain conditions, PCS will acquire the Corporation through the merger of the Corporation with and into Merger Sub (the "Merger"). In the Merger, subject to adjustment and to certain exceptions, each outstanding share of the Company's Common Stock, including each share resulting from the mandatory conversion of the outstanding shares of the Company's Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock") immediately prior to the Merger, will be converted into the right to receive $12.25 in cash and a fraction of a common share of PCS expected to have a market value of between $12.75 and $14.75. The obligations of the Corporation and PCS to consummate the Merger are subject to various conditions, including the condition that the holders of a majority of the outstanding shares of Common Stock and Preferred Stock, voting together as a single class, vote in favor of the approval of the Merger Agreement. The Corporation expects to hold a special meeting of stockholders in January 1997, at which the stockholders will consider and vote upon the Merger Agreement. If the necessary stockholder vote is obtained and all other conditions are satisfied or waived, the Corporation expects that the Merger will be consummated shortly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Partnership's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996, the Partnership generated net income of $170 million, compared to net income of $175 million, for the same period last year. Operating income decreased $16 million for the nine months ended September 30, 1996, from the prior year period.

     For the nine months ended September 30, 1996, compared to the same period last year, net sales decreased $26 million or 3%, of which 4% was related to decreased selling prices, partially offset by a 1% increase in sales volumes. Lower ammonia selling prices were partially offset by an increase in the selling prices of nitrogen solutions. Higher sales volumes reflect increased sales tonnage of low margin purchased ammonia for resale.

     Gross profit decreased $22 million for the reasons noted above. Gross profit as a percentage of net sales decreased from 29% for the nine months ended September 30, 1995, to 27% for the nine months ended September 30, 1996, partially as a result of the lower ammonia selling prices. The per unit natural gas cost included in cost of sales remained relatively flat.

     Selling, general and administrative expenses as a percentage of net sales decreased from 5% for the nine months ended September 30, 1995, to 4% for the nine months ended September 30, 1996.

     Net interest expense decreased 17% to $31 million in the nine months ended September 30, 1996, compared to $37 million in the same period in 1995, reflecting the improvement in the Partnership's net debt.

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     For the three months ended September 30, 1996, the Partnership generated net income of $33 million compared to net income of $39 million for the same period last year. Operating income decreased $10 million for the three months ended September 30, 1996, from the prior year period.

     For the three months ended September 30, 1996, compared to the same period last year, net sales increased $24 million or 9%, of which 14% was related to increased sales volumes, partially offset by a 5% decrease in selling prices. Higher sales volumes reflect increased sales tonnage of low margin purchased ammonia for resale and increased sales tonnage of nitrogen solutions. Lower ammonia and nitrogen solutions selling prices were partially offset by an increase in the selling prices of urea.

     Gross profit decreased $11 million for the reasons noted above. Gross profit as a percentage of net sales decreased from 27% in third quarter of 1995 to 21% in the third quarter of 1996 partially as a result of the lower ammonia and nitrogen solutions selling prices. The per unit natural gas cost included in cost of sales increased approximately 5% from 1995.

     Selling, general and administrative expenses as a percentage of net sales decreased from 6% for the three months ended September 30, 1995, to 5% for the three months ended September 30, 1996.

     Net interest expense decreased 7% to $11 million in the third quarter of 1996 compared to $12 million for the same period in 1995, reflecting the improvement in the Partnership's net debt.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by operating activities was $180 million and $257 million for the nine months ended September 30, 1996 and 1995, and $13 million and $66 million for the three months ended September 30,

1996 and 1995, respectively. At September 30, 1996 and 1995, working capital, net of restricted reserve accounts, was $219 million and $256 million, respectively.

  Investing Activities

     Net cash used for investing activities of $45 million and $15 million for the nine months ended September 30, 1996 and 1995, and $27 million and $7 million for the three months ended September 30, 1996 and 1995, respectively, reflects primarily capital expenditures and rotational plant maintenance cost.

  Financing Activities

     Net cash used for financing activities was $220 million and $131 million for the nine months ended September 30, 1996 and 1995, and $163 million and $28 million for the three months ended September 30, 1996 and 1995, respectively. The nine months ended September 30, 1995, amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At September 30, 1996, there was no outstanding balance on the revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $40 million, was $60 million.

     In February, May, June, July and August 1996, the Partnership made cash distributions to the Corporation totaling $17 million, $16 million, $12 million, $32 million and $121 million, respectively.

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

  Lake Charles Plant

     In connection with an incident at its Lake Charles plant in 1992, the Partnership is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Partnership. While management and legal counsel believe that any civil penalty ultimately paid by the Partnership will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding.

     In September 1996, the Partnership's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of the Partnership's liability insurance, are subject to the negotiation and execution of definitive settlement agreements and, with respect to the class action civil litigation, approval as to fairness by the court. There remain three lawsuits against the Partnership arising from the incident, which were brought by former employees at the Lake Charles plant who allege that they were wrongfully terminated by the Partnership following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Partnership upon their resolution.

  Port Authority of New York and New Jersey

     On March 13, 1996, the Corporation, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Corporation and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Corporation and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of the Port Authority's motion to disqualify its insurers' counsel, the court stayed substantive proceedings in the lawsuit. That motion was resolved by an order dated September 23, 1996, and substantive proceedings are scheduled to resume on November 26, 1996. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from the Corporation in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. The Corporation is unaware of any basis for liability and intends to vigorously defend the lawsuit.

  Termination of Potential Business Combination with Freeport

     On September 2, 1996, the Corporation terminated its previously disclosed non-binding letter of intent dated August 5, 1996, with Freeport-McMoRan Inc. regarding their potential business combination.

  Proposed Acquisition by PCS

     On September 2, 1996, the Corporation, Potash Corporation of Saskatchewan Inc. ("PCS"), and PCS Nitrogen, Inc., a wholly owned subsidiary of PCS ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the satisfaction or waiver of certain conditions, PCS will acquire the Corporation through the merger of the Corporation with and into Merger Sub (the "Merger"). In the Merger, subject to adjustment and to certain exceptions, each outstanding share of the Company's Common Stock, including each share resulting from the mandatory conversion of the outstanding shares of the Company's Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock") immediately prior to the Merger, will be converted into the right to receive $12.25 in cash and a fraction of a common share of PCS expected to have a market value of between $12.75 and $14.75. The obligations of the Corporation and PCS to consummate the Merger are subject to various conditions, including the condition that the holders of a majority of the outstanding shares of Common Stock and Preferred Stock, voting together as a single class, vote in favor of the approval of the Merger Agreement. The Corporation expects to hold a special meeting of stockholders in January 1997, at which the stockholders will consider and vote upon the Merger Agreement. If the necessary stockholder vote is obtained and all other conditions are satisfied or waived, the Corporation expects that the Merger will be consummated shortly thereafter.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following materials are filed as exhibits to this report:

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
      -------                                 ----------------------
          2          -- Agreement and Plan of Merger dated as of September 2, 1996, among
                        Potash Corporation of Saskatchewan Inc., Arcadian Corporation, and
                        PCS Nitrogen, Inc. (incorporated by reference to Exhibit 2 to
                        Arcadian Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 ("Arcadian Corporation 09/30/96 Quarterly
                        Report")).
         10.1        -- Agreement for Lease dated as of June 29, 1995, between Trinidad
                        Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P.,
                        as amended by Amendment No. 1 to Agreement for Lease dated as of
                        August 20, 1996, between Trinidad Ammonia Company, Limited
                        Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4
                        (Registration No. 33-90290) relating to Arcadian Corporation's offering of Preferred Stock ("Preferred Stock Registration
                        Statement") and Exhibit 10.1 to the Arcadian Corporation 09/30/96
                        Quarterly Report).
         10.2        -- Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
                        Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
                        amended by Amendment No. 1 to Lease Agreement dated as of August 20,
                        1996, between Trinidad Ammonia Company, Limited Partnership, and
                        Arcadian Fertilizer, L.P., and Amendment No. 2 to Lease Agreement
                        dated as of August 26, 1996, between Trinidad Ammonia Company,
                        Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.22 to the Preferred Stock Registration
                        Statement and Exhibit 10.2 to the Arcadian Corporation 09/30/96
                        Quarterly Report).
         10.3        -- Agreement for Lease dated as of March 27, 1996, between Nitrogen
                        Leasing Company, Limited Partnership, and Arcadian Fertilizer, L.P.,
                        as amended by Amendment No. 1 to Agreement for Lease dated as of May
                        24, 1996, between Nitrogen Leasing Company, Limited Partnership, and
                        Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.3 to the Arcadian Corporation 09/30/96 Quarterly Report).
         10.4        -- Lease Agreement dated as of March 27, 1996, between Nitrogen Leasing
                        Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
                        amended by Amendment No. 1 to Lease Agreement dated as of August 26,
                        1996, between Nitrogen Leasing Company, Limited Partnership, and
                        Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.4 to the Arcadian Corporation 09/30/96 Quarterly Report).
         10.5        -- Purchase Option Agreement dated as of March 27, 1996, between
                        Nitrogen Leasing Company, Limited Partnership, and Arcadian
                        Corporation (incorporated by reference to Exhibit 10.5 to the
                        Arcadian Corporation 09/30/96 Quarterly Report).
         10.6        -- Employment Agreement between Arcadian Corporation and certain of its officers (incorporated by reference to Exhibit 10.6 to the Arcadian
                        Corporation 09/30/96 Quarterly Report).
         27          -- Financial Data Schedule.

  (b) Current Reports on Form 8-K

     Partners did not file any Current Report on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.

                                            ARCADIAN PARTNERS, L.P.

                                            By: Arcadian Corporation
                                                General Partner

                                              By:         A. L. WILLIAMS
                                                 -------------------------------
                                                         A. L. Williams
                                                 Vice President -- Finance and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
      EXHIBIT                                                                          NUMBERED
       NUMBER                            DESCRIPTION OF EXHIBIT                          PAGE
      -------                            ----------------------                      ------------
          2          -- Agreement and Plan of Merger dated as of September 2, 1996, among Potash Corporation of Saskatchewan Inc., Arcadian
                        Corporation, and PCS Nitrogen, Inc. (incorporated by
                        reference to Exhibit 2 to Arcadian Corporation's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1996 ("Arcadian Corporation 09/30/96 Quarterly Report")).
         10.1        -- Agreement for Lease dated as of June 29, 1995, between
                        Trinidad Ammonia Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P., as amended by Amendment No. 1 to
                        Agreement for Lease dated as of August 20, 1996, between
                        Trinidad Ammonia Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P. (incorporated by reference to Exhibit
                        10.21 to the Registration Statement on Form S-4
                        (Registration No. 33-90290) relating to Arcadian
                        Corporation's offering of Preferred Stock ("Preferred Stock
                        Registration Statement") and Exhibit 10.1 to the Arcadian
                        Corporation 09/30/96 Quarterly Report).
         10.2        -- Lease Agreement dated as of June 29, 1995, between Trinidad
                        Ammonia Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P., as amended by Amendment No. 1 to Lease
                        Agreement dated as of August 20, 1996, between Trinidad
                        Ammonia Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P., and Amendment No. 2 to Lease Agreement
                        dated as of August 26, 1996, between Trinidad Ammonia
                        Company, Limited Partnership, and Arcadian Fertilizer, L.P.
                        (incorporated by reference to Exhibit 10.22 to the
                        Preferred Stock Registration Statement and Exhibit 10.2 to
                        the Arcadian Corporation 09/30/96 Quarterly Report).
         10.3        -- Agreement for Lease dated as of March 27, 1996, between
                        Nitrogen Leasing Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P., as amended by Amendment No. 1 to
                        Agreement for Lease dated as of May 24, 1996, between
                        Nitrogen Leasing Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P. (incorporated by reference to Exhibit 10.3 to the Arcadian Corporation 09/30/96 Quarterly Report).
         10.4        -- Lease Agreement dated as of March 27, 1996, between
                        Nitrogen Leasing Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P., as amended by Amendment No. 1 to Lease
                        Agreement dated as of August 26, 1996, between Nitrogen
                        Leasing Company, Limited Partnership, and Arcadian
                        Fertilizer, L.P. (incorporated by reference to Exhibit 10.4 to the Arcadian Corporation 09/30/96 Quarterly Report).
         10.5        -- Purchase Option Agreement dated as of March 27, 1996,
                        between Nitrogen Leasing Company, Limited Partnership, and
                        Arcadian Corporation (incorporated by reference to Exhibit
                        10.5 to the Arcadian Corporation 09/30/96 Quarterly
                        Report).

                                                                                     SEQUENTIALLY
      EXHIBIT                                                                          NUMBERED
       NUMBER                            DESCRIPTION OF EXHIBIT                          PAGE
      -------                            ----------------------                      ------------
         10.6        -- Employment Agreement between Arcadian Corporation and
                        certain of its officers (incorporated by reference to
                        Exhibit 10.6 to the Arcadian Corporation 09/30/96 Quarterly
                        Report).
         27          -- Financial Data Schedule.